Form 10-Q
period 2026-06-30
Southern Cross Acquisition I Corp.
filed 2026-09-02
CIK 2116230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number 001-42386

Southern Cross Acquisition I Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1412 Broadway

21st Floor Suite 21V

New York, NY 10018

(Address of principal executive offices and zip code)

(646) 257-5537

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, consisting of one ordinary share, $0.0001 par value, one redeemable Warrant to acquire one ordinary share, and one Right to acquire one-fourth of one ordinary share	NCOOU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	NCO	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50	NCOOW	The Nasdaq Stock Market LLC
Rights, each whole right to acquire one-fourth of one ordinary share	NCOOR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of September 2, 2026, there were 14,729,300 of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

Southern Cross Acquisition I Corp.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHERN CROSS ACQUISITION I CORP.
BALANCE SHEET
(UNAUDITED )
	June 30, 2026	December 31, 2025

Asset
Current Assets
Cash	$203,861	$346,015
Prepaid expenses	-	43,000
Total Current Assets	203,861	389,015

Non-current Asset
Deferred offering costs	217,131	100,000
Total Asset	$420,992	$489,015

Liabilities and Shareholder's Equity (Deficit)
Current Liabilities
Accrued expenses	$16,000	$-
Promissory note - related party	469,300	469,300
Total Current Liabilities	485,300	469,300
Total Liabilities	485,300	469,300

Commitments and Contingencies (Note 6)

Shareholders' Equity (Deficit):
Preference shares, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 490,000,000 shares authorized, 2,875,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (1)*	288	288
Additional paid-in capital	24,712	24,712
Accumulated deficit	(89,308)	(5,285)
Total Shareholders' Equity (Deficit)	(64,308)	19,715
Total Liabilities and Shareholders' Equity (Deficit)	$420,992	$489,015

(1)

Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On July 22, 2026, the underwriters fully exercised the over-allotment.

*Give retroactive effect to the repurchase of 1,725,000 ordinary shares from Sponsor, and issuance of 2,875,000 ordinary shares to the Sponsor on April 15, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

SOUTHERN CROSS ACQUISITION I CORP.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from April 15, 2025 (Inception) to June 30, 2025

Formation and operating costs	$19,738	$84,023	$—
Net loss	$(19,738)	$(84,023)	$—

Basic and diluted weighted average ordinary shares outstanding (1) (2)	2,500,000	2,500,000	—

Basic and diluted net loss per ordinary share	$(0.01)	$(0.03)	$—

(1)

Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture depending on the extent to which the over-allotment option is exercised by the underwriters. On July 22, 2026, the underwriters fully exercised the over-allotment option.

(2)	Give retroactive effect to the repurchase of 1,725,000 ordinary shares from Sponsor, and issuance of 2,875,000 ordinary shares to the Sponsor on April 15, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

SOUTHERN CROSS ACQUISITION I CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

					Additional		Total
	Preference shares		Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares (1) (2)	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2025	-	$-	2,875,000	$288	$24,712	$(5,285)	$19,715
Net loss	-	-	-	-	-	(64,285)	(64,285)
Balance as of March 31, 2026	-	-	2,875,000	288	24,712	(69,570)	(44,570)
Net loss	-	-	-	-	-	(19,738)	(19,738)
Balance as of June 30, 2026	-	$-	2,875,000	$288	$24,712	$(89,308)	$(64,308)

					Additional			Total
	Preference shares		Ordinary Shares		Paid-in	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares (1) (2)	Amount	Capital	receivable	Deficit	Equity
Balance as of April 15, 2025 (inception)	-	$-	-	$-	$-	$-	$-	$-
Issuance of ordinary shares to Sponsor	-	-	2,875,000	288	24,712	(25,000)	-	-
Balance as of June 30, 2025	-	$-	2,875,000	$288	$24,712	$(25,000)	$-	$-

(1)

Includes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On July 22, 2026, the underwriters fully exercised the over-allotment.

(2)	Give retroactive effect to the repurchase of 1,725,000 ordinary shares from Sponsor, and issuance of 2,875,000 ordinary shares to the Sponsor on April 15, 2026.

The accompanying notes are an integral part of these unaudited financial statements.

SOUTHERN CROSS ACQUISITION I CORP.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from April 15, 2025 (Inception) to June 30, 2025

Cash Flows from Operating Activities:
Net loss	$(84,023)	$—
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepaid expenses	43,000	—
Accrued expenses	(81,120)	—
Net Cash Used in Operating Activities	(122,143)	—

Cash Flows from Financing Activities:
Payment of deferred offering costs	(20,011)	—
Net Cash Used in Financing Activities	(20,011)	—

Net Change in Cash	(142,154)	—

Cash, Beginning of period	346,015	—
Cash, End of period	$203,861	$—

Supplemental Disclosure of Non-Cash Information:
Deferred offering costs included in accrued expenses	$97,120	$—
Subscription receivable	$-	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

Note 1 — ORGANIZATION, BUSINESS OPERATION AND GOING CONCERN CONSIDERATION

Southern Cross Acquisition I Corp. (the “Company”), formerly known as RTNVM Acquisition Corp., was incorporated on April 15, 2025, and completed a name change on August 4, 2025. The Company is a blank check company incorporated in the Cayman Islands as an exempted company with limited liability, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (the “Business Combination”). To date, the Company has not selected any potential Business Combination target nor initiated any substantive discussions, directly or indirectly, with any such prospects. The Company has selected December 31 as its fiscal year end.

As of June 30, 2026, the Company had not commenced any operations. For the period from April 15, 2025, (inception) through June 30, 2026, the Company’s efforts have been limited to organizational activities as well as activities related to the Initial Public Offering and Private Placement (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and Private Placement.

The Company’s founders include the Company’s officers, directors and Sponsor (the “Founders”). The Company’s Sponsor is Southern Cross Acquisition I Sponsor Corp., a Cayman Islands company (the “Sponsor”).

On July 22, 2026, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), which included 1,500,000 Units issued pursuant to the underwriters’ exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share (a “Public Share”), one right to receive one-fourth (1/4) of one ordinary share (a “Public Right”), and one redeemable warrant (a “Public Warrant”). Each four Public Rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. Each whole Public Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 239,300 units (the “Private Units”) at a price of $10.00 per Private Unit to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $2,393,000. The Private Units are identical to the Units sold in the Initial Public Offering.

The Company’s initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and interest income earned on the Trust Account that is released to the Company to pay taxes) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering, $10.00 per Unit from the net proceeds of the initial Public Offering and the sales of the Private Units was placed into a United States-based Trust Account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and liquidation expenses up to $100,000, the proceeds from the Initial Public Offering and the sale of the Private Units that are deposited in the Trust Account will not be released from the Trust Account until the earliest to occur of: (a) the completion of the initial Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete the Business Combination within 12 months from the closing of the Initial Public Offering or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete the Business Combination within 12 months from the closing of the Initial Public Offering, subject to applicable law. Although the Company will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities the Company engages execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public shareholders, the proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders. Upon the closing of the Initial Public Offering on July 22, 2026, the Public Shares subject to possible redemption were recorded at redemption value and classified as temporary equity, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If the Company cannot complete a Business Combination within 12 months from the closing of the Initial Public Offering, unless the Company extends such period pursuant to its amended and restated memorandum and articles of association, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company (which interest shall be net of income taxes payable, and less up to $100,000 of interest to pay liquidation expenses) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Rights or the rights included in the Private Units (the “Private Rights”). The Public Rights and Private Rights will expire worthless if the Company fails to complete a Business Combination within the 12-month time period.

Liquidity and Capital Resources

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs were satisfied through advances from the Sponsor pursuant to an unsecured promissory note. On April 7, 2026, the Company issued a promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $500,000 to fund a portion of the expenses related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Company had drawn down an aggregate of $469,300 under the promissory note. In connection with the closing of the Initial Public Offering on July 22, 2026, $433,000 of the outstanding balance under the promissory note was settled, and the remaining $36,300 was reclassified as other payable – related party.

As of June 30, 2026, the Company had working capital deficit of $281,439. Following the consummation of the Initial Public Offering, the Company’s liquidity needs are expected to be satisfied through the funds held outside the Trust Account and, if necessary, Working Capital Loans from the Company’s founders, officers and directors or their affiliates or designees.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial Business Combination or to extend the Company’s life, the Company’s founders, officers and directors or their affiliates or designees may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would be evidenced by promissory notes and would either be repaid upon consummation of the Company’s initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of such Working Capital Loans may be converted upon consummation of the initial Business Combination into working capital units (the “Working Capital Units”) at a price of $10.00 per unit. If the Company does not complete an initial Business Combination, the Working Capital Loans will not be repaid. As of June 30, 2026, the Company had no borrowings outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management believes that the funds held outside the Trust Account, together with the availability of Working Capital Loans, if necessary, will be sufficient to meet the Company’s working capital needs for at least one year from the date the financial statements are issued. However, the Company is required to complete an initial Business Combination within 12 months from the closing of the Initial Public Offering, unless such period is extended pursuant to the Company’s amended and restated memorandum and articles of association. If the Company is unable to complete an initial Business Combination within the required period, the Company will cease all operations except for the purpose of winding up, redeem the Public Shares and thereafter liquidate and dissolve, subject to its obligations under applicable law. The mandatory liquidation date is less than one year after the date these financial statements are issued. Accordingly, management has determined that the mandatory liquidation provision raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The interim financial information provided is unaudited but includes all adjustments which management considers necessary for the fair presentation of the results for the period. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart The Company’s Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

Cash consists of cash on hand and deposits placed with banks or other financial institutions and have original maturities of less than three months.

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1. Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, offering costs are allocated to the ordinary shares, Public Rights and Public Warrants using the residual method, with costs allocated to the Public Shares charged to temporary equity and costs allocated to the Public Rights, Public Warrants and Private Units charged to shareholders’ deficit. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $217,131 and $100,000, respectively.

Net Loss Per Ordinary share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. As of June 30, 2026, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into ordinary shares and then share in the earnings of the Company. Accordingly, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash maintained in a financial institution located in the United States. The Federal Deposit Insurance Corporation ("FDIC") provides deposit insurance coverage of up to $250,000 per depositor, per insured bank, for each account ownership category. As of June 30, 2026, the Company had cash of $203,861 on deposit with a financial institution in the United States, all of which was covered by FDIC insurance. The Company has not experienced any losses on these accounts, and management believes it is not exposed to significant credit risk related to its cash deposits.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s unaudited financial statements.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was deemed to be de minimis for the period presented. The Company is considered to be an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements — codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections— Overall, 260-10 Earnings Per Share— Overall, 270-10 Interim Reporting— Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities— Oil and Gas—Notes to Financial Statements, 946-20 Financial Services— Investment Companies— Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal. If the SEC has not removed the applicable requirements by June 30, 2027, the related amendments will not become effective. The Company is currently evaluating the impact of the update on the Company’s consolidated financial statements and related disclosures.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income to expand income statement expense disclosures and require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting guidance for induced conversions of convertible debt. The amendments clarify that, to account for a settlement as an induced conversion, an inducement offer must provide at least the consideration (in form and amount) issuable under the original conversion terms, even for instruments with cash conversion features. The amendments also clarify that the guidance applies to instruments not currently convertible, provided they had a substantive conversion feature at issuance and at the time of the inducement offer. The amendments aim to improve the relevance and consistency in application of the induced conversion guidance and are effective for annual periods beginning after December 15, 2025, with early adoption permitted for entities that have adopted ASU 2020-06. The Company adopted ASU 2024-04 effective January 1, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on the Company’s unaudited financial statements.

Note 3 — INITIAL PUBLIC OFFERING

On July 22, 2026, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units”), which included 1,500,000 Units issued pursuant to the underwriters’ exercise in full of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one ordinary share (a “Public Share”), one right to receive one-fourth (1/4) of one ordinary share (a “Public Right”), and one redeemable warrant (a “Public Warrant”). Each four Public Rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination. Each whole Public Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. Each Public Warrant will become exercisable on the later of (i) 30 days after the completion of an initial Business Combination and (ii) one year from the effective date of the registration statement related to the Initial Public Offering, and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade.

Note 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 239,300 units (the “Private Units”) at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,393,000, in a private placement (the “Private Placement”). The Private Units are identical to the Units sold in the Initial Public Offering. Each Private Unit consists of one ordinary share (a “Private Share”), one right to receive one-fourth (1/4) of one ordinary share (a “Private Right”), and one redeemable warrant (a “Private Warrant”). Each four Private Rights entitle the holder thereof to receive one ordinary share upon the consummation of the Business Combination, and each whole Private Warrant entitles the holder thereof to purchase one ordinary share at an exercise price of $11.50 per share. No fractional warrants will be issued upon separation of the Private Units and only whole warrants will trade.

The Sponsor has agreed to waive its redemption rights with respect to its Private Units (i) in connection with the consummation of a Business Combination, (ii) in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within 12 months after the closing of the Initial Public Offering, and (iii) if the Company fails to consummate a Business Combination within 12 months after the closing of the Initial Public Offering or if the Company liquidates prior to the expiration of the 12-month period. However, the Sponsor will be entitled to redemption rights with respect to any Public Shares held by it if the Company fails to consummate a Business Combination or liquidates within the 12-month period.

The Sponsor has agreed not to transfer, sell or assign the Private Units and the underlying securities until the consummation of the Company’s initial Business Combination.

Note 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On April 15, 2025, the Company issued 1 ordinary share of a par value of $1.00 each to McGrath Tonner Corporate Services Limited, which was transferred to the Sponsor on the same day without consideration. On April 15, 2025, the Company issued 49,999 ordinary shares of a par value of $1.00 each to the Sponsor. On November 25, 2025, the Sponsor acquired 172.5 ordinary shares of a par value of $1.00 each for a purchase price of $25,000 and surrendered 50,000 ordinary shares. On December 2, 2025, the Company effectuated a share subdivision of its issued and outstanding shares at a ratio of 1:10,000 (the “Share Subdivision”). Subsequent to the Share Subdivision, the 172.5 ordinary shares of a par value of $1.00 each held by the Sponsor became 1,725,000 ordinary shares of a par value of $0.0001 each.

On April 15, 2026, pursuant to an amendment to the securities purchase agreement, the Company issued 2,875,000 ordinary shares as founder shares (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. In conjunction with the issuance, the Company repurchased and cancelled 1,725,000 previously issued ordinary shares held by the Sponsor for aggregate consideration of $25,000.

On July 16, 2026, the Sponsor transferred an aggregate of 14,000 Founder Shares to the Company’s officers and independent director nominees for aggregate consideration of $203.00, or approximately $0.0145 per share. The transfers consisted of 5,000 Founder Shares to the Chief Executive Officer for $72.50, 3,000 Founder Shares to the Chief Financial Officer for $43.50, and an aggregate of 6,000 Founder Shares to three independent director nominees for $87.00. The Sponsor, the above-mentioned officers, and the independent director nominees are collectively referred to as the “Founders.”

The Founder Shares included an aggregate of up to 375,000 Founder Shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ exercise in full of their over-allotment option in connection with the Initial Public Offering, no Founder Shares were forfeited.

The Founder Shares are designated as ordinary shares and are identical to the Private Placement Shares except for the following (a) Founder Shares must be voted in favor of any proposed Business Combination and cannot vote for amendments that would prevent public shareholders from converting or selling their shares in connection with a Business Combination, (b) Founder Shares cannot be converted into cash from the Trust Account in connection with a shareholder vote to approve the initial Business Combination or amend shareholders’ rights or pre-Business Combination activity. They do not participate in liquidating distributions if a Business Combination is not consummated. (c) Founder Shares cannot be transferred, assigned, or sold until the earlier of three months after the initial Business Combination or upon certain triggering events (e.g., liquidation, merger). If the share price exceeds $12.00 for 20 out of 30 trading days period commencing at least 90 days after a Business Combination, the lock-up is released.

Promissory Note — A Related Party

On April 7, 2026, the Company issued a promissory note to the Sponsor to evidence the loan provided to the Company by the Sponsor, pursuant to which the Sponsor agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had drawn down $469,300 on this promissory note.

This loan is non-interest bearing, unsecured and is due at the earlier of (1) December 31, 2026 or (2) the date on which the Company consummates the Initial Public Offering, unless accelerated upon the occurrence of an Event of Default. In connection with the closing of the Initial Public Offering on July 22, 2026, $433,000 of the outstanding balance under the promissory note was settled, and the remaining $36,300 was reclassified as other payable – related party.

Working Capital Loans

In addition, in order to meet the Company’s working capital needs following the consummation of the Initial Public Offering or to extend the Company’s life, the Company’s founders, officers and directors or their affiliates/designees may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans (the “Working Capital Loans”) would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial Business Combination, without interest, or, at the lender’s discretion, up to $3,000,000 of the notes may be converted upon consummation of our Business Combination into working capital units (the “Working Capital Units”) at a price of $10.00 per unit in addition to the convertible notes in connection with the potential extensions. The Company’s shareholders have approved the issuance of the Working Capital Units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

Extension Loans

The Founders, officers and directors, or their affiliates or designees may loan (the “Extension Loans”) the Company funds in support of its potential extension to allow additional time for the Company to complete an initial business combination, which will be evidenced in extension convertible notes, or the “extension notes,” to be repaid in cash or, at the lender’s discretion, converted into units at a price of $10.00 per unit (the “Extension Units”) at the closing of our initial business combination. The Company’s shareholders have approved the issuance of the Extension Units and underlying securities upon conversion of such extension notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial Business Combination. If the Company does not complete a Business Combination, the loans will not be repaid.

The Working Capital Units and Extension Units would be identical to the Private Units sold in the Private Placement. The terms of such loans by the Sponsor or its affiliates, if any, have not been determined and no written agreements exist with respect to such loans.

As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans and Extension Loans.

Note 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

The holders of the Founder Shares and Private Units, Working Capital Units and Extension Units and any underlying securities are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the Company’s initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

In connection with the Initial Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. On July 22, 2026, the underwriters exercised the over-allotment option in full and purchased an additional 1,500,000 Units at $10.00 per Unit, generating additional gross proceeds of $15,000,000.

The Company paid an underwriting discount of 1.0% of the gross proceeds of the Initial Public Offering, or $1,150,000, to the underwriters at the closing of the Initial Public Offering, in addition to the issuance of the Representative Shares. In addition, an underwriting discount of 1.0% of the gross proceeds of the Initial Public Offering, or $1,150,000, will be paid in cash as the deferred underwriting commission upon the consummation of the Business Combination.

Representative Shares

The Company issued to the underwriter 115,000 ordinary shares (the “Representative Shares”) in connection with the consummation of the Initial Public Offering, including the underwriters’ exercise in full of the over-allotment option. The underwriter has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial Business Combination. In addition, the underwriter has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to the Company’s governing documents to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination; (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the prescribed time period; and (iii) to vote for any proposal in connection with a Business Combination or proposal to amend the then-existing memorandum and articles of association, as amended, to modify the amount of time or substance the Company has to consummate an initial Business Combination.

The Representative Shares are subject to a lock-up for a period of 180 days immediately following the commencement of sales of the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to this FINRA lock-up, these securities cannot be sold, transferred, assigned, pledged or hypothecated or be subject to any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days from the commencement of sales of the Initial Public Offering, except as permitted under FINRA Rule 5110(e)(2), including transfers to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates.

Note 7 — SHAREHOLDER’S EQUITY

Preferred Shares

The Company is authorized to issue 10,000,000 preferred shares, with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

On April 15, 2025, the Company issued 1 ordinary share of a par value of $1.00 each to McGrath Tonner Corporate Services Limited, which was transferred to the Sponsor on the same day without consideration. On the same day, the Company issued 49,999 ordinary shares of a par value of $1.00 each to the Sponsor.

On November 25, 2025, the Company issued 172.5 ordinary shares of a par value of $1.00 each to the Sponsor for a purchase price of $25,000, and in conjunction with the issuance, the Sponsor surrendered the previously issued 50,000 ordinary shares for no consideration.

On December 2, 2025, the Company effectuated the Share Subdivision. Subsequent to the Share Subdivision, the 172.5 ordinary shares of a par value of $1.00 each held by the Sponsor became 1,725,000 ordinary shares of a par value of $0.0001 each.

On April 15, 2026, the Company issued 2,875,000 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. In conjunction with the issuance, the Company repurchased and cancelled from the Sponsor 1,725,000 previously issued ordinary shares for aggregate consideration of $25,000.

On July 16, 2026, the Sponsor transferred 5,000 Founder Shares to the Chief Executive Officer, 3,000 Founder Shares to the Chief Financial Officer, and 6,000 Founder Shares to independent director nominees, for an aggregate of 14,000 Founder Shares.

The Founder Shares included an aggregate of up to 375,000 Founder Shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. As a result of the underwriters’ exercise in full of their over-allotment option in connection with the Initial Public Offering, no Founder Shares were forfeited.

On July 22, 2026, in connection with the consummation of the Initial Public Offering, the Company issued 115,000 ordinary shares to the underwriter (the “Representative Shares”), which are subject to the transfer, redemption, voting and FINRA lock-up restrictions described in Note 6.

Shareholders of ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act or applicable share exchange rules, the affirmative vote of a majority of the Company’s issued and outstanding ordinary shares that are voted at a shareholder meeting (in person or by proxy) is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

The Company may by ordinary resolution appoint any person to be a director or may by ordinary resolution remove any director. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The directors of the Company may appoint any person to be a director, either to fill a vacancy or as an additional director, provided that the appointment does not cause the number of directors to exceed any number fixed by or in accordance with the Company's amended and restated memorandum and articles of association as the maximum number of directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefore.

As of June 30, 2026 and December 31, 2025, the Company had 2,875,000 ordinary shares issued and outstanding.

Rights

Each holder of a right will automatically receive one-fourth (1/4) of one ordinary share upon consummation of the Company initial Business Combination, even if the holder of such right redeemed all ordinary shares held by it in connection with the initial Business Combination or an amendment to the Company’s amended and restated memorandum and articles of association with respect to our pre-business combination activities. In the event the Company will not be the surviving company upon completion of its initial Business Combination, each right will automatically be converted to receive the kind and amount of securities or properties of the surviving entity that each one-fourth of a share of ordinary shares underlying each right is entitled to upon consummation of the Business Combination, subject to any dissenter rights under the applicable law. No additional consideration will be required to be paid by a holder of rights in order to receive its additional ordinary shares upon consummation of an initial Business Combination. The shares issuable upon the conversion of the rights will be freely tradable (except to the extent held by the Company’s affiliates). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis.

The Company will not issue fractional shares in connection with a conversion of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Companies Act and any other applicable law. As a result, the holders hold rights in multiples of four in order to receive shares for all of your rights upon closing of a business combination. If the Company is unable to complete an initial business combination within the required time period and liquidate the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Additionally, in no event will be required to net cash settle the rights. Accordingly, the rights may expire worthless.

The Company shall reserve such amount of its profits or share premium in order to pay up the par value of each share issuable in respect of the rights.

Warrant

Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment pursuant to the terms of the warrant agreement. The warrants become exercisable on the later of (i) 30 days after the completion of the Company’s initial business combination and (ii) one year from the effective date of the registration statement related to the Company’s initial public offering, and expire five years after the completion of the initial business combination, unless earlier redeemed or liquidated.

The Company is not obligated to deliver ordinary shares pursuant to the exercise of a warrant unless a registration statement under the Securities Act covering the issuance of the ordinary shares underlying the warrants is then effective and a current prospectus relating thereto is available, subject to the Company’s obligations to use its best efforts to maintain the effectiveness of such registration statement. If a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within 60 business days following the consummation of the initial business combination, holders may exercise the warrants on a cashless basis pursuant to an available exemption under the Securities Act.

The exercise price and redemption trigger price are subject to adjustment in certain circumstances, including if the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a price below $9.20 per share and specified conditions are met.

The Company may redeem the outstanding warrants, in whole and not in part, at a price of $0.01 per warrant upon not less than 30 days’ prior written notice, if the closing price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption, provided that an effective registration statement covering the ordinary shares issuable upon exercise of the warrants is available throughout the redemption period.

If the Company elects to redeem the warrants, the Company may require holders to exercise their warrants on a cashless basis. In addition, if the ordinary shares are not listed on a national securities exchange and do not qualify as “covered securities” under applicable securities laws, the Company may require holders to exercise the warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act.

Note 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. The Company does not have an operating income and therefore, it does not have any revenue. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. The Company’s significant expenses were formation and operating costs as detailed below. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from April 15, 2025 (Inception) to June 30, 2025
Formation and operating costs	$19,738	$84,023	$-

Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the Initial Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. These expenses are monitored to manage and forecast cash available to complete a Business Combination within the required period. Formation and operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

As of June 30, 2026 and December 31, 2025, the Company had total assets of $420,992 and $489,015, respectively. See the Company’s balance sheet.

Note 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited financial statement was available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited financial statement, other than as disclosed below.

On July 22, 2026, the Company consummated the Initial Public Offering of 11,500,000 Units, including the full exercise of the underwriters’ over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, together with the concurrent sale of 239,300 Private Units at $10.00 per Private Unit, generating gross proceeds of $2,393,000. A total of $115,000,000 was placed in the Trust Account and $645,899 was held outside the Trust Account, and the Company issued 115,000 Representative Shares to the underwriter (see Notes 3, 4 and 6).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to the “Company”, “us,” “our,” or “we” refer to Southern Cross Acquisition I Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes herein.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company with limited liability on April 15, 2025, under our former name RTNVM Acquisition Corp., which was changed to Southern Cross Acquisition I Corp. on August 4, 2025, for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business.” Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. To date, we have not selected any potential target business nor initiated any substantive discussions, directly or indirectly, with any such prospect. We have selected December 31 as our fiscal year end.

We presently have no revenue, have had losses since inception from incurring formation and operating costs and have had no operations other than identifying and evaluating suitable acquisition transaction candidates. Prior to the consummation of the IPO (as defined below), our liquidity needs were satisfied through advances from our Sponsor (as defined below) pursuant to an unsecured promissory note. Following the consummation of the IPO and the Private Placement (as defined below), we have relied upon the working capital held outside the Trust Account (as defined below) to fund our operations, as well as any funds loaned by the Sponsor, our officers, directors or their affiliates. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

On July 22, 2026, subsequent to the end of the period covered by this Report, we consummated the initial public offering (the “IPO”) of 11,500,000 units (the “Units”), which included 1,500,000 Units issued pursuant to the underwriters’ exercise in full of their over-allotment option. Each Unit consists of one ordinary share, $0.0001 par value per share (each, an “Ordinary Share”), one right (each, a “Right”) entitling the holder thereof to receive one-fourth (1/4) of one Ordinary Share upon the consummation of the Company’s initial business combination, and one redeemable warrant (each, a “Warrant”), each whole Warrant entitling the holder thereof to purchase one Ordinary Share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000. Maxim Group LLC acted as the representative of the underwriters of the IPO (the “Representative”).

Simultaneously with the consummation of the IPO, we consummated the private placement of 239,300 units (the “Private Units”) to our Sponsor, Southern Cross Acquisition I Sponsor Corp. (the “Sponsor”), at a price of $10.00 per Private Unit, generating gross proceeds of $2,393,000 (the “Private Placement”). The Private Units are identical to the Units sold in the IPO.

A total of $115,000,000 ($10.00 per Unit) from the net proceeds of the IPO and the sale of the Private Units was placed in a trust account (the “Trust Account”) established for the benefit of our public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company acting as trustee. The remaining $645,899 of proceeds was held outside the Trust Account.

We also issued to the Representative 115,000 Ordinary Shares as part of the underwriting compensation (the “Representative Shares”), which were issued upon the closing of the IPO. We paid the Representative an underwriting discount of 1.0% of the gross proceeds of the IPO, or $1,150,000, at the closing of the IPO, and an additional 1.0% of the gross proceeds of the IPO, or $1,150,000, will be payable in cash as a deferred underwriting commission upon the consummation of our initial business combination. The Representative Shares are identical to the Ordinary Shares included in the Units, with certain exceptions.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our activities from April 15, 2025 (inception) through June 30, 2026 were related to the Company’s formation and the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Following the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses associated with the search for target opportunities.

For the three and six months ended June 30, 2026, we had a net loss of $19,738 and $84,023, respectively, all of which consisted of formation and operating costs. For the period from April 15, 2025 (inception) through June 30, 2025, we had no formation or operating costs and, accordingly, reported no net income or loss.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $203,861 available for working capital needs. We intend to use substantially all of the net proceeds of the IPO, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Over the next 12 months (assuming a business combination is not consummated prior thereto), we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

As of June 30, 2026, we had cash of $203,861 and a working capital deficit of $281,439. On April 7, 2026, we issued an unsecured promissory note to the Sponsor pursuant to which the Sponsor agreed to loan us up to $500,000 to fund a portion of the expenses related to the IPO, of which $469,300 had been drawn down as of June 30, 2026. In connection with the closing of the IPO on July 22, 2026, $433,000 of the outstanding balance under the promissory note was settled and the remaining $36,300 was reclassified as other payable – related party. We have incurred and expect to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” management has determined that these conditions raise substantial doubt about our ability to continue as a going concern. Our management’s plan in addressing this uncertainty is through the funds held outside the Trust Account, together with working capital loans from our founders, officers, directors or their affiliates or designees, if necessary. In addition, if we are unable to complete a business combination within 12 months from the closing of the IPO, or by July 22, 2027 (unless such period is extended pursuant to our amended and restated memorandum and articles of association) (the “Combination Period”), our board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of us. There is no assurance that our plans to consummate a business combination will be successful within the Combination Period. As a result, management has determined that such additional conditions also raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2026, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Ordinary Shares initially issued to the Sponsor prior to the consummation of the IPO (the “Founder Shares”), Ordinary Shares included in the Private Units, and any Ordinary Shares that may be issued upon conversion of working capital loans or extension loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the IPO, requiring us to register such securities for resale. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. We have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of codification subtopics. The amendments represent changes to clarify or improve disclosure and presentation requirements of those subtopics and align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements, the effective date aligns with the date on which the SEC removes the related disclosure from Regulation S-X or Regulation S-K, and early adoption is not permitted. If the SEC has not removed the applicable requirements by June 30, 2027, the related amendments will not become effective. The Company is currently evaluating the impact of the update on its financial statements and related disclosures.

On November 4, 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 amends ASC 220, Comprehensive Income, to expand income statement expense disclosures and to require disclosure in the notes to the financial statements of specified information about certain costs and expenses. ASU 2024-03 is required to be adopted for fiscal years commencing after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard on its financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting guidance for induced conversions of convertible debt. The amendments clarify that, to account for a settlement as an induced conversion, an inducement offer must provide at least the consideration (in form and amount) issuable under the original conversion terms, even for instruments with cash conversion features, and that the guidance applies to instruments not currently convertible provided they had a substantive conversion feature at issuance and at the time of the inducement offer. The amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of the update on its financial statements and related disclosures.

Except as mentioned above, the Management does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer) (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

This quarterly report on Form 10-Q (the “Quarterly Report”) does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to include risk factors in this Report. However, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Prospectus. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

Unregistered Sales of Equity Securities

Substantially concurrently with the closing of the IPO, the Company completed the private sale of 239,300 Private Placement Units to the Company’s sponsor, Southern Cross Acquisition I Sponsor Corp. (the “Sponsor”), a Cayman Islands exempted company, for an aggregate purchase price of $2,393,000. The Private Placement Units are identical to the Units issued in the IPO, subject to limited exceptions as further described in the registration statement filed in connection with the IPO.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

Use of Proceeds

On July 22, 2026, the Company consummated its initial public offering of 11,500,000 Units, including full exercise of the underwriters’ option to purchase an additional 1,500,000 units to cover over-allotments. Each Unit consists of one ordinary share, one redeemable warrant, and one right to receive one-fourth of one ordinary share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000.

Substantially concurrently with the closing of the initial public offering, the Company completed the private sale of 239,300 Private Placement Units to the Sponsor for an aggregate purchase price of $2,393,000. The Private Placement Units are identical to the Units issued in the IPO, subject to limited exceptions as further described in the registration statement filed in connection with the IPO.

A total of $115,000,000.00, from the proceeds received from the consummation of the initial public offering and simultaneous private placement (net of transaction expenses and working capital) were placed in the Company’s trust account established for the benefit of the Company’s public shareholders and the underwriters of the IPO with Continental Stock Transfer & Trust Company, acting as trustee.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Cross Acquisition I Corp.

Date: September 2, 2026	By:	/s/ Ally Tong Zhang
Ally Tong Zhang
Chief Executive Officer (Principal Executive Officer)

Date: September 2, 2026	By:	/s/ Siu Wai Lam
Siu Wai Lam
Chief Financial Officer (Principal Financial Officer)

